Form 10-K
CSFB HOME EQUITY PASS THROUGH CERTS SER 2003-4
filed 2004-03-30
CIK 1251001

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2003

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-10669-21

Credit Suisse First Boston Mortgage Securities Corp.
(Exact name of registrant as specified in its charter)

Delaware                          13-3320910
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

11 Madison Avenue, 4th Floor
New York, NY                                             10010
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           (212) 325-2000

Credit Suisse First Boston Mortgage Securities Corp.
Home Equity Asset Trust Mortgage Pass-Through Certificates, Series HEAT 2003-4 (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X - Yes       No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
      Yes           X - No


                                    PART I

Item 1.  Business

      Not applicable.

Item 2.  Properties

      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings

      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters

      As of December 31, 2003, the Trust had Forty-seven (47) holders of record of the Notes, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.

Item 6.  Selected Financial Data.

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Not applicable.

Item 8.  Financial Statements and Supplementary Data.

      Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Information required by Item 304 of Reg. S-K.

      Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      Not applicable.

Item 11.  Executive Compensation

      Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Not applicable.

Item 13.  Certain Relationships and Related Transactions.

      Not applicable.

Item 14. Principal Accounting Fees and Services.

      Not applicable.


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
               99.1 Annual Statement of Compliance
		 (a) Ocwen Federal Bank FSB
		 (b) Chase Manhattan Mortgage Corporation
	       99.2 Report of Independent Accountants
		 (a) Ocwen Federal Bank FSB
		 (b) Chase Manhattan Mortgage Corporation
               99.3 Report of Management
		 (a) Ocwen Federal Bank FSB
		 (b) Chase Manhattan Mortgage Corporation

      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      July 25, 2003; August 25, 2003; September 25, 2003
      October 27, 2003; November 25, 2003; December 26, 2003


      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Credit Suisse First Boston Mortgage Securities Corp.
Home Equity Asset Trust Mortgage Pass-Through Certificates, Series HEAT 2003-4

      /s/  __Andrew Kimura_______________

      Name:  Andrew Kimura

      Title:  President

      Company:  Credit Suisse First Boston Mortgage Securities Corp.

      Date:  ____March 26, 2004__________



Sarbanes-Oxley Certification

I, __Andrew Kimura____________________, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Credit Suisse First Boston Mortgage Securities Corp.
Home Equity Asset Trust Mortgage Pass-Through Certificates, Series HEAT 2003-4

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage
Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

U.S. Bank, National Association, as Trustee
Chase Manhattan Mortgage Corporation, as Servicer
Ocwen Federal Bank FSB, as Servicer



Date:               ____March 26, 2004__________

Signature:          /s/_Andrew Kimura___________

Company:            Credit Suisse First Boston Mortgage Securities Corp.

Title:              President


                    EXHIBIT INDEX

     Exhibit Number Description
               99.1 Annual Statement of Compliance
		 (a) Ocwen Federal Bank FSB
		 (b) Chase Manhattan Mortgage Corporation
               99.2 Report of Independent Accountants
		 (a) Ocwen Federal Bank FSB
		 (b) Chase Manhattan Mortgage Corporation
               99.3 Report of Management
		 (a) Ocwen Federal Bank FSB
		 (b) Chase Manhattan Mortgage Corporation



       EXHIBIT 99.1 -- Servicer's Annual Statement of Compliance

(a)

Ocwen
Ocwen Federal Bank FSB Compliance Certification
Year Ended December 31, 2003
CSFB Home Equity Asset Trust 2003-4

The undersigned Officer of Ocwen Federal Bank FSB (the "Servicer") confirms that(i) a review of the activities of the Servicer during the calendar year ending on December 31, 2003 and of the performance of the Servicer under the Pooling and Servicing Agreement dated as of June 1, 2003 for the Home Equity Asset Trust 2003-4, Home Equity Pass-Through Certificates, Series 2003-4 (the "Servicing Agreement") has been made under his supervision. Except as noted on the Management Assertion on Compliance with USAP, to the best of the undersigned Officer's knowledge, based on such review, the Servicer has fulfilled all of its obligations as set forth in the Servicing Agreement.

By: /s/ Scott W. Anderson
Scott W. Anderson, Senior Vice President		Dated: March 12, 2004



(b)

Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus.OH 43219

March 15, 2004

Ms. Beverly Thompson
US Bank National Association
60 Livingston Avenue EPMNWS3D
St. Paul MN 55107

RE: Annual Statements as to Compliance

Pursuant to that certain Pooling and Servicing Agreement ("Agreement")
section 3.17 dated as of June 1,2003, Home Equity Asset Trust 2003-4, I, H. John Berens, hereby certify that (I) a review of the activities of the Servicer during the preceding year and the performance under this Agreement has been made under my supervision, and (II) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for such year.

Sincerely,

/s/ H. John Berens
H. John Berens
Senior Vice President

HJB/em

cc: Lucy Gambino

Enc.



       EXHIBIT 99.2 -- Report of Independent Accountants

(a)

PriceWaterhouseCoopers			PricewaterhouseCoopers LLP
						222 Lakeview Avenue
						Suite 360
						West Palm Beach, Fl 33401
						Telephone (561) 832 0038
						Facsimile (561) 805 8181

 INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT

To the Board of Directors of Ocwen Federal Bank FSB

We have examined management's assertion, included in the accompanying Management Assertion on Compliance with USAP, that, except for the noncompliance related to reconciliations described in the third paragraph and the noncompliance related to interest on escrows described in the fifth paragraph, Ocwen Federal Bank FSB the "Bank") complied with the minimum servicing standards identified in the Mortgage Bankers Association of
America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we consider necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

Our examination disclosed noncompliance with minimum servicing standards related to account reconciliations and interest on escrows applicable to the Bank during the year ended December 31, 2003. Such noncompliance is described in the accompanying Management Assertion on Compliance with USAP.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards, except for noncompliance as described in the accompanying Management Assertion on Compliance with USAP, as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ PriceWaterhouseCoopers LLP

March 12, 2004


(b)

PricewaterhouseCoopers LLP
11 77 Avenue of the Americas
New York NY 10036
Telephone (646) 471 4000
Facsimile (813) 286 6000

Report of Independent Auditors

To the Board of Directors and Stockholder of Chase Manhattan Mortgage Corporation:

We have examined management's assertion about Chase Manhattan Mortgage Corporation's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit I). The Company performs loan subservicing functions for the residential loan servicing portfolio of its affiliate, Chase Mortgage Company West. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

March 3, 2004



       EXHIBIT 99.3 -- Report of Management

(a)

Ocwen
MANAGEMENT ASSERTION ON COMPLIANCE WITH USAP

March 12, 2004


As of and for the year ended December 31, 2003, except as specifically noted below, Ocwen Federal Bank FSB (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA' s") Uniform Single Attestation Program for Mortgage Bankers ("USAP").

Standard: Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate, be prepared within forty five (45) calendar days of the cutoff date; be reviewed and approved by someone other than the person who prepared the reconciliation; and document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

Certain reconciling items which arose during the year ended December 31, 2003 were not specifically identified and/or were not cleared within 90 days of their original identification. Management has developed and implemented an action plan and continues to resolve outstanding reconciling items. All significant reconciling items have been isolated and reviewed by the Company, and the Company believes these items will not have a material impact on the status of any custodial accounts.

Standard: Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

Interest on escrow accounts in certain states was not paid, or credited, to mortgagors in accordance with the applicable state laws during the year ended December 31, 2003. The Bank has corrected the affected accounts by paying or crediting the appropriate interest on escrow. The Bank is currently implementing an enhancement to its REALServicingTM servicing system to ensure that, for loans collateralized by properties located in states that require the payment of interest on escrow accounts, the payment or crediting of such interest is in accordance with applicable state laws.


As of and for this same period, the Bank had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $5,000,000.


/s/ Ronald M. Faris
Ronald M. Faris
President



/s/ Scott W. Anderson
Scott W. Anderson
Senior Vice President of Residential Assets



/s/ Brian J. LaForest
Brian J. LaForest
Director of Investor Reporting



(b)

CHASE
Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus OH 43219

Exhibit I

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 3, 2004

As of and for the year ended December 31, 2003, Chase Manhattan Mortgage Corporation and its subsidiaries (collectively, the "Group") have complied in all material respects with the minimum servicing standards
(the "standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These standards are applicable only to Chase Manhattan Mortgage Corporation's prime and subprime mortgage portfolios.

As of and for this same period, the Group had in effect fidelity bond and errors and omissions policy in the amounts of $250,000,000 and $25,000,000 respectively.

/s/ Steve Rotella
Steve Rotella
Chief Executive Officer


/s/ Teny L. Gentry
Teny L. Gentry
Senior Vice President of Servicing


/s/ Lucy Gambino
Lucy Gambino
Vice President of Risk Management